Form 10-Q
period 2026-10-03
DAVEY TREE EXPERT CO
filed 2026-11-10
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 38,171,949 Common Shares, $.50 par value per share, outstanding as of November 6, 2026. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 3, 2026

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	10
	D	—	Business Combinations	12
	E	—	Marketable Securities	14
	F	—	Identified Intangible Assets and Goodwill, Net	15
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	17
	H	—	Leases	21
	I	—	Stock-Based Compensation	22
	J	—	Income Taxes	25
	K	—	Accumulated Other Comprehensive Income (Loss)	26
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	27
	M	—	Operations by Business Segment	29
	N	—	Revenue Recognition	32
	O	—	Fair Value Measurements and Financial Instruments	34
	P	—	Commitments and Contingencies	37
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	41

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			43
	Results of Operations			44
	Liquidity and Capital Resources			48
	Cash Flow Summary			49
	Contractual Obligations Summary and Commercial Commitments			50
	Capital Resources			51
	Critical Accounting Policies and Estimates			51
	Note Regarding Forward-Looking Statements			51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			53

Item 4.	Controls and Procedures			53

Part II.	Other Information			54

Item 1.	Legal Proceedings			54

Item 1A.	Risk Factors			57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			58

Item 5.	Other Information			59

Item 6.	Exhibits			60

Exhibit Index				60

Signatures				61

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 3, 2026	December 31, 2025
Assets
Current assets:
Cash	$24,959	$12,397
Accounts receivable, net	454,822	385,470
Operating supplies	18,702	17,313
Other current assets	99,802	104,527
Total current assets	598,285	519,707
Property and equipment, net	528,497	471,200
Right-of-use assets - operating leases	63,277	66,445
Marketable securities and other investments	67,845	59,498
Insurance receivable	61,711	254,447
Intangible assets, net	20,913	16,832
Goodwill	127,035	98,723
Other assets, noncurrent	11,917	9,948
Total assets	$1,479,480	$1,496,800
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$63,832	$66,565
Accrued expenses	87,726	87,871
Current portion of long-term debt and finance lease liabilities	130,897	121,064
Other current liabilities	106,688	114,096
Total current liabilities	389,143	389,596
Long-term debt	481,294	317,279
Lease liabilities - finance leases	43,893	28,299
Lease liabilities - operating leases	39,590	38,798
Self-insurance accruals	75,343	90,328
Litigation accruals	61,711	254,447
Other noncurrent liabilities	43,080	21,453
Total liabilities	1,134,054	1,140,200
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,507 and 7,737 shares at redemption value as of October 3, 2026 and December 31, 2025	216,940	213,548
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 78,321 and 78,090 shares issued and outstanding before deducting treasury shares and which excludes 7,507 and 7,737 shares subject to redemption as of October 3, 2026 and December 31, 2025	39,161	39,045
Additional paid-in capital	275,820	257,130
Common shares subscribed, unissued	18,059	19,145
Retained earnings	396,937	377,145
Accumulated other comprehensive loss	(7,233)	(5,611)
	722,744	686,854
Less: Cost of common shares held in treasury; 47,365 shares at October 3, 2026 and 46,358 shares at December 31, 2025	586,892	533,924
Common shares subscription receivable	7,366	9,878
Total common shareholders' equity	128,486	143,052
Total liabilities and shareholders' equity	$1,479,480	$1,496,800

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues	$522,668	$500,666	$1,477,376	$1,447,947

Costs and expenses:
Operating	329,330	321,065	951,198	938,318
Selling	92,780	86,813	262,918	253,769
General and administrative	37,501	37,309	127,261	116,945
Depreciation and amortization	24,482	19,969	68,844	57,870
Loss (gain) on sale of assets, net	1,427	(2,008)	(1,546)	(4,023)
Total costs and expenses	485,520	463,148	1,408,675	1,362,879

Income from operations	37,148	37,518	68,701	85,068

Other income (expense):
Interest expense	(8,723)	(5,066)	(21,796)	(14,428)
Interest income	735	568	3,139	1,876
Other	(4,202)	(2,041)	(8,539)	(3,333)

Income before income taxes	24,958	30,979	41,505	69,183

Income taxes	6,049	9,365	8,549	18,057

Net income	$18,909	$21,614	$32,956	$51,126

Net income per share:
Earnings per share--basic	$.50	$.53	$.84	$1.24
Earnings per share--diluted	$.48	$.52	$.82	$1.20

Weighted-average shares outstanding:
Basic	38,142	40,569	39,252	41,216
Diluted	39,053	41,893	40,319	42,719

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$18,909	$21,614	$32,956	$51,126
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(143)	(458)	(908)	709
Net change related to available-for-sale securities	(352)	(2)	(714)	99

Total other comprehensive (loss) income, net of tax	(495)	(460)	(1,622)	808

Comprehensive income	$18,414	$21,154	$31,334	$51,934

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at July 4, 2026	$39,219	$275,192	$18,785	$379,195	$(6,738)	$(574,542)	$(9,252)	$121,859
Net income	—	—	—	18,909	—	—	—	18,909
Change in 401KSOP and ESOP related shares	(58)	(3,296)	—	—	—	—	—	(3,354)
Shares sold to employees	—	2,199	—	—	—	1,631	—	3,830
Options exercised	—	(43)	—	—	—	273	—	230
Subscription shares	—	162	(726)	—	—	337	1,886	1,659
Stock-based compensation	—	1,606	—	—	—	—	—	1,606
Dividends, $.030 per share	—	—	—	(1,167)	—	—	—	(1,167)
Other comprehensive loss	—	—	—	—	(495)	—	—	(495)
Shares purchased	—	—	—	—	—	(14,591)	—	(14,591)
Balances at October 3, 2026	$39,161	$275,820	$18,059	$396,937	$(7,233)	$(586,892)	$(7,366)	$128,486

Balances at January 1, 2026	$39,045	$257,130	$19,145	$377,145	$(5,611)	$(533,924)	$(9,878)	$143,052
Net income	—	—	—	32,956	—	—	—	32,956
Change in 401KSOP and ESOP related shares	116	6,101	—	(9,608)	—	—	—	(3,391)
Shares sold to employees	—	12,960	—	—	—	11,037	—	23,997
Options exercised	—	(2,059)	—	—	—	6,850	—	4,791
Subscription shares	—	315	(1,086)	—	—	629	2,512	2,370
Stock-based compensation	—	1,373	—	—	—	—	—	1,373
Dividends, $.090 per share	—	—	—	(3,556)	—	—	—	(3,556)
Other comprehensive loss	—	—	—	—	(1,622)	—	—	(1,622)
Shares purchased	—	—	—	—	—	(71,484)	—	(71,484)
Balances at October 3, 2026	$39,161	$275,820	$18,059	$396,937	$(7,233)	$(586,892)	$(7,366)	$128,486

Index

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765
Net income	—	—	—	21,614	—	—	—	21,614
Change in 401KSOP and ESOP related shares	(14)	(688)	—	—	—	—	—	(702)
Shares sold to employees	—	1,889	—	—	—	1,429	—	3,318
Options exercised	—	(173)	—	—	—	322	—	149
Subscription shares	—	345	(666)	—	—	529	1,291	1,499
Stock-based compensation	—	1,666	—	—	—	—	—	1,666
Dividends, $.025 per share	—	—	—	(1,231)	—	—	—	(1,231)
Other comprehensive loss	—	—	—	—	(460)	—	—	(460)
Shares purchased	—	—	—	—	—	(10,462)	—	(10,462)
Balances at September 27, 2025	$38,920	$240,215	$19,848	$412,212	$(5,965)	$(506,495)	$(10,579)	$188,156

Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net income	—	—	—	51,126	—	—	—	51,126
Change in 401KSOP and ESOP related shares	63	2,971	—	(11,143)	—	—	—	(8,109)
Shares sold to employees	—	13,488	—	—	—	12,002	—	25,490
Options exercised	—	(263)	—	—	—	9,318	—	9,055
Subscription shares	—	534	(1,252)	—	—	796	2,255	2,333
Stock-based compensation	—	(2,361)	—	—	—	—	—	(2,361)
Dividends, $.075 per share	—	—	—	(3,296)	—	—	—	(3,296)
Other comprehensive income	—	—	—	—	808	—	—	808
Shares purchased	—	—	—	—	—	(60,479)	—	(60,479)
Balances at September 27, 2025	$38,920	$240,215	$19,848	$412,212	$(5,965)	$(506,495)	$(10,579)	$188,156

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Operating activities
Net income	$32,956	$51,126
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation and amortization	68,844	57,870
Other	3,676	67
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(70,275)	(19,747)
Accounts payable and accrued expenses	(3,439)	1,379
Self-insurance accruals	(20,025)	157
Prepaid expenses	(12,170)	(8,086)
Mitigation bank credit inventory	2,986	(665)
Refundable income taxes	4,472	(451)
Other, net	5,650	(7,178)
	(20,281)	23,346
Net cash provided by operating activities	12,675	74,472
Investing activities
Capital expenditures:
Equipment	(86,776)	(64,102)
Land and buildings	(9,983)	(27,536)
Purchases of businesses, net of cash acquired and debt incurred	(12,430)	(6,077)
Proceeds from sales of property and equipment	3,667	6,279
Purchases of marketable securities	(49,443)	(37,283)
Proceeds from sale of marketable securities	43,024	37,925
Net cash used in investing activities	(111,941)	(90,794)
Financing activities
Revolving credit facility borrowings	668,656	507,213
Revolving credit facility payments	(489,717)	(598,114)
Purchase of common shares for treasury	(71,484)	(60,479)
Sale of common shares from treasury	31,158	36,875
Dividends	(3,556)	(3,296)
Proceeds from notes payable	46,491	208,333
Payments of notes payable	(59,353)	(64,147)
Payments of finance leases	(10,320)	(5,803)
Net cash provided by financing activities	111,875	20,582
Effect of exchange rate changes on cash	(47)	140
Increase in cash	12,562	4,400
Cash, beginning of period	12,397	17,471
Cash, end of period	$24,959	$21,871
Supplemental cash flow information follows:
Interest paid	$24,968	$21,545
Income taxes paid	1,976	15,129

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended October 3, 2026 is referred to as the third quarter of 2026, and the fiscal quarter ended September 27, 2025 is referred to as the third quarter of 2025.
Recent Accounting Guidance
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
October 3, 2026
(Amounts in thousands, except share data)
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
Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)--In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02 provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. This guidance should be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the fiscal year of adoption, with early adoption permitted. The Company is currently evaluating this standard to determine the impact it may have on its consolidated financial statements and related disclosures.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended October 3, 2026 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The seasonality of our business traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net and other supplemental balance sheet information consisted of the following:

Accounts receivable, net	October 3, 2026	December 31, 2025
Accounts receivable	$292,495	$271,949
Unbilled receivables (1)	164,224	116,548
	456,719	388,497
Less allowances for credit losses	1,897	3,027
Accounts receivable, net	$454,822	$385,470
(1)    Unbilled receivables consists of contract assets arising from revenue recognized but not yet billed in accordance with the terms of contracts, primarily with utility services customers.

Other current assets	October 3, 2026	December 31, 2025
Refundable income taxes	$4,712	$9,184
Prepaid expenses	53,204	40,940
Mitigation bank credit inventory	29,467	32,453
Assets invested for self-insurance	10,566	12,576
Payroll taxes refundable	—	7,855
Other	1,853	1,519
Total	$99,802	$104,527

Property and equipment, net	October 3, 2026	December 31, 2025
Land and land improvements	$57,028	$31,474
Buildings and leasehold improvements	162,272	177,279
Equipment	884,490	805,062
	1,103,790	1,013,815
Less accumulated depreciation	575,293	542,615
Total	$528,497	$471,200

Other assets, noncurrent	October 3, 2026	December 31, 2025
Investment--cost-method affiliate	$1,405	$1,405
Cloud computing arrangements	245	391
Deposits and other	10,267	8,152
Total	$11,917	$9,948

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)

Accrued expenses	October 3, 2026	December 31, 2025
Employee compensation	$42,565	$44,109
Accrued compensated absences	18,385	16,785
Self-insured medical claims	3,848	3,269
Income tax payable	913	—
Customer advances, deposits	2,022	1,254
Taxes, other than income	10,586	8,498
Other	9,407	13,956
Total	$87,726	$87,871

Other current liabilities	October 3, 2026	December 31, 2025
Current portion of:
Lease liability-operating leases	$24,697	$28,920
Acquisition consideration payable	1,861	—
Self-insurance accruals	80,130	85,176
Total	$106,688	$114,096

Other noncurrent liabilities	October 3, 2026	December 31, 2025
Non-qualified deferred compensation and benefit plans	$6,160	$5,699
Deferred income taxes	5,779	4,812
Contingent consideration	20,000	—
Contract liabilities	7,437	7,320
Other	3,704	3,622
Total	$43,080	$21,453

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
D.    Business Combinations
Our investments in businesses were $41,354 and $8,540 during the first nine months of 2026 and the year ended December 31, 2025, respectively.
On January 30, 2026 we acquired an engineering solutions company and its sister companies (collectively, the “January 2026 Acquisition”), that provide design and engineering services for electric utilities, transmission companies and commercial clients. Services include the design, analysis and modification of transmission and distribution lines and towers. This acquisition expands our available engineering service offerings. The total enterprise value of the acquisition was $37,414 as of the acquisition closing date, comprised of $36,515 consideration transferred and liabilities assumed of $899. At the acquisition date, the consideration transferred included a cash payment of $13,049, debt issued of $3,000 and the issuance of contingent consideration in the form of an earnout agreement valued at $20,000. The contingent consideration provides for five future annual cash payments with the potential for a sixth annual cash payment, with each payment contingent on the achievement of certain operating profit thresholds. See Note O - Fair Value Measurements and Financial Instruments for a discussion of the valuation methodology and significant inputs used to estimate the fair value of the contingent consideration. In the second quarter of 2026 the Company paid a post-closing working capital adjustment of $466. Together with cash paid at closing and the post-closing working capital adjustment, cash consideration transferred totaled $13,515 ($11,297 net of cash acquired of $2,218). The January 2026 Acquisition is included in our Utility segment.
During the first nine months of 2026 we also acquired four businesses in our Residential and Commercial segment for aggregate consideration of $3,932 with $8 liabilities assumed and $938 debt issued.
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
During the second quarter of 2026, the Company recorded measurement period adjustments related to the January 2026 Acquisition. The adjustments resulted from additional valuation procedures performed during the measurement period and the refinement of significant assumptions and inputs used in estimating the acquisition-date fair values of acquired customer relationships and contingent consideration. The refined assumptions were based on information obtained regarding facts and circumstances that existed as of the acquisition date, including additional analyses of customer retention risk and projected near-term operating performance. As a result, the Company decreased the fair value of the acquired customer relationship intangible asset by $4,500 and decreased the fair value of the contingent consideration liability by $5,400. In addition, the Company recorded a $65 adjustment related to the post-closing working capital settlement. The net effect of these measurement period adjustments resulted in a $965 decrease in goodwill. These measurement period adjustments were reflected as if the accounting had been completed as of the acquisition date.
The purchase price allocations for certain businesses acquired during the nine months ended October 3, 2026 have not yet been finalized as of October 3, 2026. The purchase price allocations for businesses acquired in 2025 have been finalized as of October 3, 2026.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended October 3, 2026	Year Ended December 31, 2025
Detail of acquisitions:
Assets acquired:
Cash	$2,218	$—
Accounts receivable	44	—
Operating supplies	47	46
Prepaid expense	202	—
Equipment	1,287	1,179
Deposits and other	42	—
Right-of-use assets - operating leases	735	—
Intangible assets	8,373	3,595
Goodwill	28,406	3,720
Liabilities assumed	(907)	(88)
Consideration payable	(1,861)	—
Contingent consideration	(20,000)	—
Debt issued for purchases of businesses*	(3,938)	(1,100)
Cash paid	$14,648	$7,352
*Represents a noncash investing and financing activity
The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill recognized in connection with the January 2026 Acquisition is not deductible for income tax purposes. Goodwill recognized in connection with all other acquisitions completed during the nine months ended October 3, 2026 is deductible for income tax purposes. Prepaid expenses, deposits and other current assets and current liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The estimate of fair value for equipment was based on an assessment of the acquired assets’ condition as well as an evaluation of the current market value of such assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
The acquired intangible assets consist of customer relationships, non-competition agreements and tradenames. During the nine months ended October 3, 2026 the Company recognized acquired intangible assets with an aggregate fair value of $8,373, consisting of the following as of the acquisition dates:

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer lists/relationships	$6,819	6.9
Employment-related	1,239	5.0
Tradenames	315	4.8
Total identified intangible assets	$8,373	6.5
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
Results of operations of acquired businesses are included in the Condensed Consolidated Statements of Operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the nine months ended October 3, 2026 and the year ended December 31, 2025 was not significant.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at October 3, 2026 and December 31, 2025 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
October 3, 2026
Fixed maturity:
United States Government and agency securities	$38,339	$585	$(477)	$38,447
Total available-for-sale debt securities	$38,339	$585	$(477)	$38,447

December 31, 2025
Fixed maturity:
United States Government and agency securities	$34,091	$878	$(59)	$34,910
Total available-for-sale debt securities	$34,091	$878	$(59)	$34,910
Marketable securities are composed of available-for-sale debt securities and marketable equity securities, and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets because they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Current available-for-sale debt securities are included in Other current assets, and noncurrent available-for-sale debt securities are included in Marketable securities and other investments in the Condensed Consolidated Balance Sheets, together totaling $38,447 and $34,910 at October 3, 2026 and December 31, 2025, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $39,964 and $36,413 in marketable equity securities as of October 3, 2026 and December 31, 2025, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Condensed Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at October 3, 2026 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$9,999	$10,566
One year through five years	28,340	27,881
Total	$38,339	$38,447
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	October 3, 2026		December 31, 2025
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$53,460	$38,236	$46,641	$35,480
Employment-related	15,385	12,925	14,146	12,150
Tradenames	14,200	10,971	13,888	10,213
Amortized intangible assets	83,045	$62,132	74,675	$57,843
Less accumulated amortization	62,132		57,843
Identified intangible assets, net	$20,913		$16,832

Goodwill	$127,035		$98,723

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the nine months ended October 3, 2026 and the year ended December 31, 2025 were as follows:

	Balance at January 1, 2026	Acquisitions	Translation and Other Adjustments	Balance at October 3, 2026
Utility	$4,941	$26,136	$—	$31,077
Residential and Commercial	93,782	2,270	(94)	95,958
Total	$98,723	$28,406	$(94)	$127,035

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	3,720	124	93,782
Total	$94,879	$3,720	$124	$98,723

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of October 3, 2026, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2026	$1,431
2027	5,324
2028	4,529
2029	4,003
2030	2,616
2031	1,691
Thereafter	1,319
$20,913

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have a short-term line of credit with one bank totaling $1,054. At October 3, 2026, we had $623 available under the lines of credit and $431 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate. Our long-term debt consisted of the following:

	October 3, 2026	December 31, 2025
Revolving credit facility:
Swing-line borrowings	$14,442	$5,431
SOFR borrowings	290,000	120,000
	304,442	125,431
Senior unsecured notes:
3.99% Senior unsecured notes	20,000	30,000
4.00% Senior unsecured notes	10,000	15,000
6.19% Senior unsecured notes	75,000	75,000
5.19% Senior unsecured notes	100,000	100,000
	205,000	220,000
Term loans	40,632	29,484
Accounts receivable securitization facility loan	50,000	55,000
	600,074	429,915
Less debt issuance costs	834	1,038
Less current portion	117,946	111,598
	$481,294	$317,279
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group, which was amended in May 2025 to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, in January 2026 to revise the definition of Consolidated Earnings Before Interest and Taxes and in May 2026 to revise certain pricing and financial covenant terms. The amended and restated credit agreement, as amended, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.75 to 1.00) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of October 3, 2026, we had unused commitments under the facility approximating $93,874, with $306,126 committed, which consisted of borrowings of $304,442 and issued letters of credit of $1,684.
Borrowings outstanding bear interest, at the Company’s option, of either (a) the base rate or (b) the Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment ranging from .875% to 1.75%--with the margin adjustments based on the Company's leverage ratio at

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
the time of borrowing. As of October 3, 2026, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.75%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the Note Purchase and Shelf Agreement to revise the definition of Consolidated Earnings Before Interest and Taxes. In May 2026, the Note Purchase and Shelf Agreement was further amended to, among other things, revise the financial covenant relating to the leverage ratio to provide that the maximum ratio will not exceed 3.75 to 1.00. As the Company has previously issued notes with an aggregate amount outstanding of $205,000 under the Note Purchase and Shelf Agreement, as of October 3, 2026, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $45,000.
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
October 3, 2026
(Amounts in thousands, except share data)
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
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to October 3, 2026 were as follows:

Amount
Remaining three months of 2026	$75,544
2027	72,583
2028	47,392
2029	304,555
2030	100,000
$600,074
Accounts Receivable Securitization Facility--In July 2026, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to, among other things, extend the scheduled termination date for an additional two-year period, to July 2028. This amendment also increased the letter of credit issuance fee from .90% to 1.00% per annum on the aggregate amount of all letters of credit outstanding plus any outstanding reimbursement obligations. The amendment also revised the interest rate applicable to outstanding reimbursement obligations eliminating the .10% credit spread adjustment previously applied to term SOFR, such that the applicable rate is now based on term SOFR without a credit spread adjustment, and added a financial covenant providing that the Company is required to maintain a maximum leverage ratio not to exceed 3.75 to 1.00.
The AR Securitization program has a limit of $175,000, of which $113,764 and $99,071 were issued for letters of credit (“LCs”) as of October 3, 2026 and December 31, 2025, respectively, and loans were issued in the amounts of $50,000 and $55,000 as of October 3, 2026 and December 31, 2025, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of October 3, 2026--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of 1.00% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is less than 50% of the facility limit. If an LC is drawn

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the daily one-month SOFR and, following any default, 2.00% plus the greater of (a) the term SOFR and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
The agreements underlying the AR Securitization program contain various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR Securitization program in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. Additionally, the AR Securitization program contains certain covenants which include financial covenant ratios with respect to a maximum leverage ratio.
Total Commitments Related to Issued Letters of Credit--As of October 3, 2026, total commitments related to issued LCs were $115,879, of which $1,684 were issued under the revolving credit facility, $113,764 were issued under the AR Securitization program, and $431 was issued under a short-term line of credit. As of December 31, 2025, total commitments related to issued LCs were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. These issued LCs are primarily related to insurance coverage.
Debt Amendments Subsequent to October 3, 2026--On October 29, 2026, the Company entered into amendments to its revolving credit facility, Note Purchase and Private Shelf Agreement and Accounts Receivable Securitization Facility. Among other things, the amendments revised the financial leverage ratio covenants to provide that the maximum leverage ratio will not exceed 4.25 to 1.00 through June 30, 2027, 4.00 to 1.00 from July 1, 2027 through December 31, 2027 and 3.75 to 1.00 thereafter. The amendment to the revolving credit facility also increased the SOFR margin from a range of .875% to 1.75% to a range of .875% to 2.00% and increased the commitment fees on the average daily unused portion of the total revolving credit commitment from a range of .10% to .25% to a range of .10% to .275% in each case based on the Company’s leverage ratio at the time of borrowing. The amendment to the Note Purchase and Private Shelf Agreement also provides for an additional fee on the daily average outstanding principal amount of the Company’s private placement notes equal to .25% per annum if the Company’s leverage ratio exceeds 3.00 to 1.00 as of the end of a fiscal quarter, increasing to .50% per annum if the leverage ratio exceeds 3.50 to 1.00. The revolving credit facility and Note Purchase and Private Shelf Agreement amendments also modified certain acquisition and restricted payment covenant provisions.
As of October 3, 2026, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
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

	Condensed Consolidated Balance Sheet Classification	October 3, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets - operating leases	$63,277	$66,445
Finance lease assets	Property and equipment, net	55,946	37,117
Total lease assets		$119,223	$103,562
Liabilities
Current operating lease liabilities	Other current liabilities	$24,697	$28,920
Non-current operating lease liabilities	Lease liabilities - operating leases	39,590	38,798
Total operating lease liabilities		64,287	67,718
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	12,951	9,466
Non-current finance lease liabilities	Lease liabilities - finance leases	43,893	28,299
Total finance lease liabilities		56,844	37,765
Total lease liabilities		$121,131	$105,483
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating lease cost	Operating expense	$4,432	$6,463	$14,421	$20,478
Operating lease cost	Selling expense	2,862	2,855	8,719	8,473
Operating lease cost	General and administrative expense	282	263	871	808
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	3,608	2,206	10,013	5,643
Interest expense on lease liabilities	Interest expense	720	359	1,976	820
Other lease cost (1)	Operating expense	3,623	3,375	9,797	9,787
Other lease cost (1)	Selling expense	562	351	1,824	1,392
Other lease cost (1)	General and administrative expense	34	10	120	31
Total lease cost		$16,123	$15,882	$47,741	$47,432
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of October 3, 2026 were 3.6 years for operating leases and 4.8 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of October 3, 2026 were 4.81% for operating leases and 5.25% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(27,024)	$(31,505)
Operating cash flows from finance leases	(1,975)	(820)
Financing cash flows from finance leases	(10,320)	(5,803)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	22,980	12,474
Finance leases	29,408	20,050

Maturity Analysis of Lease Liabilities	As of October 3, 2026
	Operating Leases	Finance Leases
Remaining three months of 2026	$7,984	$4,134
2027	24,340	14,988
2028	15,378	13,959
2029	9,689	11,929
2030	5,317	7,869
2031	2,988	6,052
Thereafter	4,327	5,293
Total lease payments	70,023	64,224
Less interest	5,736	7,380
Total	$64,287	$56,844
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
October 3, 2026
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Compensation expense, all share-based payment plans	$1,652	$1,736	$6,321	$6,165
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deductions, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount on total shares purchased under the plan resulted in compensation cost recognized of $1,856 for the nine months ended October 3, 2026 and $1,688 for the nine months ended September 27, 2025.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. As of October 3, 2026, there are no remaining compensation costs related to stock options as they have been fully recognized. Compensation cost recognized for stock options was $36 for the nine months ended September 27, 2025.
Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the nine months ended October 3, 2026, the Compensation Committee of the Board of Directors awarded 206,320 PRSUs to certain management employees and 9,348 RSUs to non-employee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of October 3, 2026.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2026	514,734	$21.63
Granted	215,668	27.28
Forfeited	(10,640)	22.72
Vested	(224,601)	21.02
Unvested, October 3, 2026	495,161	$24.35	1.6 years	$6,349	$14,310
Employee PRSUs	470,045	$24.33	1.6 years	$5,978	$13,584
Non-employee Director RSUs	25,116	$24.60	1.8 years	$371	$726

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $4,465 for the nine months ended October 3, 2026 and $4,441 for the nine months ended September 27, 2025.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Volatility rate	9.2%	9.4%
Risk-free interest rate	3.8%	3.9%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 3, 2026.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2026	901,632	$9.96
Granted	—	—
Exercised	(234,422)	8.78
Forfeited	(44,200)	8.18
Outstanding, October 3, 2026	623,010	$10.54	2.5 years	$11,439

Exercisable, October 3, 2026	623,010	$10.54	2.5 years	$11,439

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended October 3, 2026 was 25.1%. Our actual effective tax rate was 24.2% and 30.2% for the three months ended October 3, 2026 and September 27, 2025, respectively. Our actual effective tax rate was 20.6% and 26.1% for the nine months ended October 3, 2026 and September 27, 2025, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first nine months compared to the impact they will have on the rate for the full year.
As of October 3, 2026, we had unrecognized tax benefits of $2,115, of which $520 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $113. At December 31, 2025, we had unrecognized tax benefits of $2,036, of which $442 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $102. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2021. As of October 3, 2026, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended October 3, 2026 and September 27, 2025:

Three Months Ended October 3, 2026	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 4, 2026	$(6,555)	$(220)	$37	$(6,738)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(143)	$—	$—	$(143)
Unrealized loss on available-for-sale securities	—	(446)	—	(446)
Tax effect	—	94	—	94
Net of tax amount	(143)	(352)	—	(495)
Balance at October 3, 2026	$(6,698)	$(572)	$37	$(7,233)

Three Months Ended September 27, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(458)	$—	$—	$(458)
Unrealized loss on available-for-sale securities	—	(3)	—	(3)
Tax effect	—	1	—	1
Net of tax amount	(458)	(2)	—	(460)
Balance at September 27, 2025	$(6,172)	$109	$98	$(5,965)

Nine Months Ended October 3, 2026	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(5,790)	$142	$37	$(5,611)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(908)	$—	$—	$(908)
Unrealized loss on available-for-sale securities	—	(904)	—	(904)
Tax effect	—	190	—	190
Net of tax amount	(908)	(714)	—	(1,622)
Balance at October 3, 2026	$(6,698)	$(572)	$37	$(7,233)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)

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
There were no changes in defined benefit pension plans for either the three and nine months ended October 3, 2026 or September 27, 2025. Changes in defined benefit pension plans are included in net periodic pension expense classified in the Condensed Consolidated Statements of Operations as general and administrative expense or other income (expense).
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

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Income available to common shareholders:
Net income	$18,909	$21,614	$32,956	$51,126

Weighted-average shares (in thousands):
Basic:
Outstanding	37,893	40,295	38,504	40,394
Partially-paid share subscriptions	249	274	748	822
Basic weighted-average shares	38,142	40,569	39,252	41,216

Diluted:
Basic from above	38,142	40,569	39,252	41,216
Incremental shares from assumed:
Exercise of stock subscription purchase rights	113	108	114	108
Exercise of stock options and awards	798	1,216	953	1,395
Diluted weighted-average shares	39,053	41,893	40,319	42,719

Net income per share:
Basic	$.50	$.53	$.84	$1.24

Diluted	$.48	$.52	$.82	$1.20

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended October 3, 2026 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2026	31,732,003	7,737,260	39,469,263
Shares purchased	(1,749,511)	(689,299)	(2,438,810)
Shares sold	461,110	458,598	919,708
Stock subscription offering -- cash purchases	47,131	—	47,131
Options and awards exercised	465,912	—	465,912
Shares outstanding at October 3, 2026	30,956,645	7,506,559	38,463,204
On October 3, 2026, we had 38,463,204 common and redeemable shares outstanding, employee options exercisable to purchase 623,010 common shares, partially-paid subscriptions for 997,550 common shares and purchase rights outstanding for 342,570 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
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
October 3, 2026
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Information on reportable segments and reconciliation to the condensed consolidated financial statements follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended October 3, 2026
Revenues	$283,395	$241,241	$524,636	$(1,968)		$522,668
Less:
Payroll expense	123,451	99,588
Equipment and fuel expense	20,618	18,129
Subcontractor expense	21,542	16,671
Other segment expenses (a)	91,583	81,010		3,128
Income (loss) from operations, reportable segments	$26,201	$25,843	$52,044	$(5,096)		$46,948
Unallocated costs (b)						(9,800)
Income from operations						37,148
Interest expense						(8,723)
Interest income						735
Other income (expense), net						(4,202)
Income before income taxes						$24,958

Segment assets, total	$443,010	$436,589	$879,599	$599,881	(c)	$1,479,480

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended September 27, 2025
Revenues	$270,141	$229,749	$499,890	$776		$500,666
Less:
Payroll expense	113,514	97,403
Equipment and fuel expense	19,599	14,711
Subcontractor expense	27,504	15,749
Other segment expenses (a)	89,719	75,131		6,103
Income (loss) from operations, reportable segments	$19,805	$26,755	$46,560	$(5,327)		$41,233
Unallocated costs (b)						(3,715)
Income from operations						37,518
Interest expense						(5,066)
Interest income						568
Other income (expense), net						(2,041)
Income before income taxes						$30,979

Segment assets, total	$387,651	$439,205	$826,856	$661,228	(c)	$1,488,084

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Nine Months Ended October 3, 2026
Revenues	$812,939	$664,227	$1,477,166	$210		$1,477,376
Less:
Payroll expense	356,738	272,157
Equipment and fuel expense	56,606	48,784
Subcontractor expense	70,355	52,211
Other segment expenses (a)	272,166	235,875		23,685
Income (loss) from operations, reportable segments	$57,074	$55,200	$112,274	$(23,475)		$88,799
Unallocated costs (b)						(20,098)
Income from operations						68,701
Interest expense						(21,796)
Interest income						3,139
Other income (expense), net						(8,539)
Income before income taxes						$41,505

Segment assets, total	$443,010	$436,589	$879,599	$599,881	(c)	$1,479,480

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Nine Months Ended September 27, 2025
Revenues	$792,144	$653,803	$1,445,947	$2,000		$1,447,947
Less:
Payroll expense	334,379	266,132
Equipment and fuel expense	55,230	44,125
Subcontractor expense	79,487	54,215
Other segment expenses (a)	262,435	230,133		23,891
Income (loss) from operations, reportable segments	$60,613	$59,198	$119,811	$(21,891)		$97,920
Unallocated costs (b)						(12,852)
Income from operations						85,068
Interest expense						(14,428)
Interest income						1,876
Other income (expense), net						(3,333)
Income before income taxes						$69,183

Segment assets, total	$387,651	$439,205	$826,856	$661,228	(c)	$1,488,084
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
October 3, 2026
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended October 3, 2026 and September 27, 2025 by major sources:

Three Months Ended October 3, 2026	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$187,620	$128,994	$(461)	$316,153
Grounds maintenance	—	59,147	—	59,147
Storm damage services	1,309	8,436	—	9,745
Consulting and other	94,466	44,664	(1,507)	137,623
Total revenues	$283,395	$241,241	$(1,968)	$522,668

Geography:
United States	$264,085	$226,179	$(1,968)	$488,296
Canada	19,310	15,062	—	34,372
Total revenues	$283,395	$241,241	$(1,968)	$522,668

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)

Three Months Ended September 27, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$176,420	$124,022	$(526)	$299,916
Grounds maintenance	—	59,127	40	59,167
Storm damage services	3,213	3,846	—	7,059
Consulting and other	90,508	42,754	1,262	134,524
Total revenues	$270,141	$229,749	$776	$500,666

Geography:
United States	$251,360	$215,470	$776	$467,606
Canada	18,781	14,279	—	33,060
Total revenues	$270,141	$229,749	$776	$500,666

Nine Months Ended October 3, 2026	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$532,376	$348,977	$(1,473)	$879,880
Grounds maintenance	—	171,651	—	171,651
Storm damage services	11,610	17,282	—	28,892
Consulting and other	268,953	126,317	1,683	396,953
Total revenues	$812,939	$664,227	$210	$1,477,376

Geography:
United States	$764,800	$624,986	$210	$1,389,996
Canada	48,139	39,241	—	87,380
Total revenues	$812,939	$664,227	$210	$1,477,376

Nine Months Ended September 27, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$508,626	$340,110	$(1,310)	$847,426
Grounds maintenance	—	167,789	40	167,829
Storm damage services	35,012	27,034	—	62,046
Consulting and other	248,506	118,870	3,270	370,646
Total revenues	$792,144	$653,803	$2,000	$1,447,947

Geography:
United States	$747,099	$614,217	$2,000	$1,363,316
Canada	45,045	39,586	—	84,631
Total revenues	$792,144	$653,803	$2,000	$1,447,947

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company recognized $493 and $2,039 of revenue for the three and nine months ended October 3, 2026, that was included in the contract liability balance at December 31, 2025 and $470 and $2,546 of revenue for the three and nine months ended September 27, 2025, that was included in the contract liability balance at December 31, 2024. Current contract liabilities are included in accrued expenses and noncurrent contract liabilities are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Net contract liabilities consisted of the following:

	October 3, 2026	December 31, 2025
Contract liabilities - current	$2,872	$3,032
Contract liabilities - noncurrent	7,437	7,320
Net contract liabilities	$10,309	$10,352
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at October 3, 2026 were as follows:

		Fair Value Measurements at October 3, 2026 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 3, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$38,447	$38,447	$—	$—
Total available-for-sale debt securities	38,447	38,447	—	—
Marketable equity securities:
Mutual funds	19,090	19,090	—	—
Exchange traded funds	20,874	20,874	—	—
Total marketable equity securities	39,964	39,964	—	—
Liabilities:
Deferred compensation	$822	$—	$—	$822
Contingent consideration	20,000	—	—	20,000
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$34,910	$34,910	$—	$—
Total available-for-sale debt securities	34,910	34,910	—	—
Marketable equity securities:
Mutual funds	20,383	20,383	—	—
Exchange traded funds	16,030	16,030	—	—
Total marketable equity securities	36,413	36,413	—	—
Liabilities:
Deferred compensation	$863	$—	$—	$863
The assets invested for self-insurance are bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
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
The peer group at October 3, 2026 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Furthermore, the Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The contingent consideration obligation involves potential future cash payments that are contingent upon the achievement of certain financial metrics. The Company records a contingent consideration liability at its estimated fair value at the date of acquisition. At each reporting date, the Company reviews and reassesses the estimated fair value of the contingent consideration obligation and records changes in the fair value in Other income (expense) in the Condensed Consolidated Statements of Operations. During the three months ended July 4, 2026, the Company recorded a measurement period adjustment to the contingent consideration liability accounted for as of the acquisition date January 30, 2026. See Note D - Business Combinations for further details. No contingent consideration fair value changes were recognized between January 30, 2026 and October 3, 2026.
The contingent consideration is classified on the Condensed Consolidated Balance Sheets based on expected payment dates. The current portion of contingent consideration, if any, is included in Other current liabilities in the Condensed Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in Other noncurrent liabilities. As of October 3, 2026, the entire estimated fair value of the contingent consideration liability was classified as noncurrent.
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
October 3, 2026
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
October 3, 2026
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
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906, with post-judgment interest at the legal rate, plus costs of court. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
February 24, 2026 against Davey Tree in the amount of $5,451, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of October 3, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,024. Davey Tree has posted its supersedeas bond. On October 5, 2026 Davey Tree posted payment for all costs associated with the record on appeal.

After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. On May 26, 2026, the State Court officially reopened the remanded Federal Court action with a newly named estate representative. On June 3, 2026, plaintiff filed a motion to set aside the Federal Court’s prior order dismissing a portion of plaintiff’s claims. On July 16, 2026, Davey Tree and Wolf Tree filed a joint Motion to Stay the State Court action pending the appeal of the related Federal Court action. On September 1, 2026, Plaintiff filed an opposition to the Motion to Stay, and Davey Tree and Wolf Tree filed their reply on September 21, 2026. Davey Tree also filed a Motion to Maintain the Withdrawal of Counsel on September 25, 2026, which seeks to maintain the withdrawal of Plaintiff’s counsel in the State Court action. Briefing is ongoing regarding Plaintiff’s Motion for Withdrawal, and the Court has yet to rule on the outstanding Motion to Stay Pending Appeal. No trial date has been set in the newly remanded action. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
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
October 3, 2026
(Amounts in thousands, except share data)
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000 on November 25, 2025. Davey Tree filed a motion for a good faith settlement determination and a determination that plaintiffs’ counsel were authorized to enter into the settlement under California law. On March 2, 2026, the court granted Davey Tree’s motion and made the requested determinations concerning the settlement. On June 26, 2026, the Court in the JCCP entered an order finding that all necessary approvals had been obtained for all remaining plaintiffs, allowing the settlement to become effective and the litigation to conclude.
Of the total settlement agreement of $208,000, the Company paid $5,390, with the balance paid by our third-party insurance providers. As of October 3, 2026 all obligations under the agreement have been fully extinguished.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Vehicle Accident Lawsuit
In March 2023, a wrongful death lawsuit was filed against the Company and one of its employees in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, arising from a motor vehicle accident that occurred in December 2022 in Florida.
On September 29, 2026, the parties entered into a settlement agreement pursuant to which the matter was resolved for $54,000. As of October 3, 2026, we have accrued our estimated obligation related to the settlement up to our $11,000 self-insured retention limit. The Company believes that amounts payable in excess of our self-insured retention limit are recoverable through our third-party insurance providers and have recorded a corresponding insurance receivable within the Condensed Consolidated Balance Sheets. We do not expect any additional material loss related to this matter. We expect that payment of our $11,000 self-insured retention will fully extinguish our liability related to this matter.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,018 and $9,831 as of October 3, 2026 and December 31, 2025, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $211,922 and $203,717 as of October 3, 2026 and December 31, 2025, respectively. Due to the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026
(Amounts in thousands, except share data)
Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $216,940 and $213,548 as of October 3, 2026 and December 31, 2025, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Nine Months Ended
	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.9	64.2	(1.3)	64.3	64.8	(.5)
Selling	17.8	17.3	.5	17.8	17.5	.3
General and administrative	7.2	7.5	(.3)	8.6	8.1	.5
Depreciation and amortization	4.7	3.9	.8	4.7	4.0	.7
Loss (gain) on sale of assets, net	.3	(.4)	.7	(.1)	(.3)	.2

Income from operations	7.1	7.5	(.4)	4.7	5.9	(1.2)

Other income (expense):
Interest expense	(1.7)	(1.0)	(.7)	(1.5)	(1.0)	(.5)
Interest income	.1	.1	—	.2	.1	.1
Other, net	(.8)	(.4)	(.4)	(.6)	(.2)	(.4)

Income before income taxes	4.7	6.2	(1.5)	2.8	4.8	(2.0)

Income taxes	1.1	1.9	(.8)	.6	1.3	(.7)

Net income	3.6%	4.3%	(.7)%	2.2%	3.5%	(1.3)%

Index
Third Quarter—Three Months Ended October 3, 2026 Compared to Three Months Ended September 27, 2025
Our results of operations for the three months ended October 3, 2026 compared to the three months ended September 27, 2025 were as follows:

	Three Months Ended
	October 3, 2026	September 27, 2025	Change	Percentage Change
Revenues	$522,668	$500,666	$22,002	4.4%

Costs and expenses:
Operating	329,330	321,065	8,265	2.6
Selling	92,780	86,813	5,967	6.9
General and administrative	37,501	37,309	192	0.5
Depreciation and amortization	24,482	19,969	4,513	22.6
Loss (gain) on sale of assets, net	1,427	(2,008)	3,435	(171.1)
	485,520	463,148	22,372	4.8

Income from operations	37,148	37,518	(370)	(1.0)
Other income (expense):
Interest expense	(8,723)	(5,066)	(3,657)	72.2
Interest income	735	568	167	29.4
Other, net	(4,202)	(2,041)	(2,161)	105.9

Income before income taxes	24,958	30,979	(6,021)	(19.4)

Income taxes	6,049	9,365	(3,316)	(35.4)

Net income	$18,909	$21,614	$(2,705)	(12.5)%
Revenues--Revenues of $522,668 increased $22,002 compared with $500,666 in the third quarter of 2025. Utility Services increased $13,254 or 4.9% compared with the third quarter of 2025. The increase was primarily attributable to utility line clearance services and vegetation management due growth from both new and existing accounts. Residential and Commercial Services increased $11,492 or 5.0% from the third quarter of 2025. Increases were primarily in tree and plant care revenues and higher storm damage revenue.
Operating Expenses--Operating expenses of $329,330 increased $8,265 compared with the third quarter of 2025. Utility Services increased $6,165 or 3.0% compared with the third quarter of 2025 but, as a percentage of revenue, decreased to 73.7% from 75.0%. The increase was primarily attributable to labor and benefits expenses, partially offset by decreases in subcontractor expenses and travel expenses. Residential and Commercial Services increased $4,664 or 3.9% compared with the third quarter of 2025 but, as a percentage of revenue, decreased to 51.0% from 51.6%. The increase was primarily attributable to shop and tools expenses, labor and benefits expenses, and equipment expenses, partially offset by a decrease in insurance expenses.
Fuel costs of $17,656 increased $5,168, or 41.4%, from the $12,488 incurred in the third quarter of 2025 and impacted operating expenses within all segments. The $5,168 increase included usage increases approximating $556 and price increases approximating $4,612.

Index
Selling Expenses--Selling expenses of $92,780 increased $5,967 compared with the third quarter of 2025 and, as a percentage of revenue, increased to 17.8% from 17.3%. Utility Services increased $2,117 or 7.4% compared to the third quarter of 2025 and, as a percentage of revenue, increased to 10.8% from 10.6%. The increase was primarily attributable to increases in travel expenses, vehicle expenses and subcontractor expenses, partially offset by a decrease in wages and benefits expenses. Residential and Commercial Services increased $4,021 or 6.7% from the third quarter of 2025 and, as a percentage of revenue, increased to 26.4% from 25.9%. The increase was primarily attributable to increases in wages and benefits expenses, vehicle expenses, and personnel development expenses.
General and Administrative Expenses--General and administrative expenses of $37,501 remained relatively flat, increasing $192 from $37,309 in the third quarter of 2025.
Depreciation and Amortization Expense--Depreciation and amortization expense of $24,482 increased $4,513 from $19,969 incurred in the third quarter of 2025 which was primarily attributable to an increased mix of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Loss (gain) on the Sale of Assets, Net--Loss on the sale of assets of $1,427 for the third quarter of 2026 decreased $3,435 from the $2,008 gain in the third quarter of 2025. We sold fewer units of equipment and at an average loss per unit in the third quarter of 2026 as compared with more units sold and at an average gain per unit in the third quarter of 2025.
Interest Expense--Interest expense of $8,723 increased $3,657 from the $5,066 incurred in the third quarter of 2025. The increase was primarily attributable to higher average borrowings during the third quarter of 2026, as compared with the third quarter of 2025.
Other, Net--Other expense, net, of $4,202 increased $2,161 from the $2,041 of other expense incurred in the third quarter of 2025 primarily driven by changes in foreign exchange rates. Other, net consists of nonoperating income and expense, including gains and losses on marketable securities, pension expense, bank fees, and foreign currency transaction adjustments.
Income Taxes--Income taxes for the third quarter of 2026 were $6,049, as compared to $9,365 for the third quarter of 2025. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2026 was 24.2% as compared with the third quarter of 2025 effective tax rate of 30.2%.

Index
Nine Months—Nine Months Ended October 3, 2026 Compared to Nine Months Ended September 27, 2025
Our results of operations for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 were as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025	Change	Percentage Change
Revenues	$1,477,376	$1,447,947	$29,429	2.0%

Costs and expenses:
Operating	951,198	938,318	12,880	1.4
Selling	262,918	253,769	9,149	3.6
General and administrative	127,261	116,945	10,316	8.8
Depreciation and amortization	68,844	57,870	10,974	19.0
Gain on sale of assets, net	(1,546)	(4,023)	2,477	(61.6)
	1,408,675	1,362,879	45,796	3.4

Income from operations	68,701	85,068	(16,367)	(19.2)
Other income (expense):
Interest expense	(21,796)	(14,428)	(7,368)	51.1
Interest income	3,139	1,876	1,263	67.3
Other, net	(8,539)	(3,333)	(5,206)	156.2

Income before income taxes	41,505	69,183	(27,678)	(40.0)

Income taxes	8,549	18,057	(9,508)	(52.7)

Net income	$32,956	$51,126	$(18,170)	(35.5)%
Revenues--Revenues of $1,477,376 increased $29,429 compared with $1,447,947 in the first nine months of 2025. Utility Services increased $20,795 or 2.6% compared with the first nine months of 2025. The increase was attributable to growth on both new and existing accounts along with an increase in consulting services, partially offset by lower storm damage revenue. Residential and Commercial Services increased $10,424 or 1.6% compared with the first nine months of 2025. Increases were primarily in tree and plant care revenue and consulting services, partially offset by decreases in storm damage revenue. Although storm damage revenue increased in the third quarter of 2026, the increase did not fully offset lower storm damage revenue from the first six months of 2026.
Operating Expenses--Operating expenses of $951,198 increased $12,880 compared with the first nine months of 2025 but, as a percentage of revenue, decreased to 64.3% from 64.8%. Utility Services increased $16,897 or 2.9% compared with the first nine months of 2025 and, as a percentage of revenue, increased to 74.4% from 74.2%. The increase was attributable to increases in labor and benefits expenses partially offset by decreases in subcontractor expenses and travel expenses. Residential and Commercial Services decreased $2,410 or 0.7% compared with the first nine months of 2025 and, as a percentage of revenue, decreased to 52.2% from 53.4%. The decrease was primarily attributable to subcontractor expenses partially offset by increases in labor and benefits.
Fuel costs of $45,397 increased $8,945, or 24.5%, from the $36,452 incurred in the first nine months of 2025 and impacted operating expenses within all segments. The $8,945 increase included usage increases approximating $426 and price increases approximating $8,519.

Index
Selling Expenses--Selling expenses of $262,918 increased $9,149 compared with the first nine months of 2025 and, as a percentage of revenue, increased to 17.8% from 17.5%. Utility Services increased $2,783 or 3.2% compared to the first nine months of 2025 and, as a percentage of revenue, increased to 11.2% from 11.1%. The increase was primarily attributable to increases in travel expenses, computer software expenses and vehicle expenses, which is partially offset by a decrease in wages and benefits expenses. Residential and Commercial Services increased $6,475 or 3.8% compared to the first nine months of 2025 and, as a percentage of revenue, increased to 26.6% from 26.0%. The increase was primarily attributable to an increase in wages and benefits expenses, vehicle expenses, and personnel development expenses.
General and Administrative Expenses--General and administrative expenses of $127,261 increased $10,316 from $116,945 in the first nine months of 2025. The increase was primarily attributable to increases in salary and benefits expenses and computer software expenses which were partially offset by decreases in travel expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $68,844 increased $10,974 from $57,870 incurred in the first nine months of 2025, which was primarily attributable to a higher proportion of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,546 for the first nine months of 2026 decreased $2,477 from the $4,023 gain in the first nine months of 2025. We sold fewer units of equipment at a lower average gain during the first nine months of 2026 as compared with the first nine months of 2025.
Interest Expense--Interest expense of $21,796 increased $7,368 from the $14,428 incurred in the first nine months of 2025. The increase was primarily attributable to higher average borrowings on the revolving credit facility during the first nine months of 2026, as compared with the first nine months of 2025.
Other, Net--Other expense, net of $8,539 increased $5,206 from the $3,333 expense incurred in the first nine months of 2025 primarily driven by changes in foreign exchange rates and an increase in bank fees. Other, net consists of nonoperating income and expense, including gains and losses on marketable securities, pension expense, bank fees, and foreign currency transaction adjustments.
Income Taxes--Income tax for the first nine months of 2026 was $8,549, as compared to $18,057 for the first nine months of 2025. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first nine months of 2026 was 20.6%. Our actual effective tax rate for the first nine months of 2025 was 26.1%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first nine months compared to the impact they will have on the rate for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended October 3, 2026 and September 27, 2025 were as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Net cash provided by (used in):
Operating activities	$12,675	$74,472
Investing activities	(111,941)	(90,794)
Financing activities	111,875	20,582
Effect of exchange rate changes on cash	(47)	140
Increase in cash	$12,562	$4,400
Net Cash Provided By Operating Activities--Operating activities provided cash of $12,675 in the first nine months of 2026, compared to $74,472 provided in the first nine months of 2025. The $61,797 decrease in cash provided by operating activities was primarily attributable to the decrease of $18,170 in net income, the increase of $50,528 in cash used by accounts receivable, the increase of $20,182 in cash used by self-insurance accruals, the increase of $4,818 in cash used by accounts payable and accrued expenses and the increase of $4,084 in prepaid expenses. The decrease was partially offset by the increase of $10,974 in depreciation and amortization, the increase of $4,923 in cash provided by refundable income taxes, the increase of $3,651 in cash provided by mitigation bank credit inventory and the increase of $12,828 in cash provided by other, net.
Overall, accounts receivable increased $70,275 during the first nine months of 2026, as compared to an increase of $19,747 during the first nine months of 2025. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2026 increased by 3 days to 79 days, when compared to 76 days at the end of the first nine months of 2025. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and the timing and mix of storm response work.
Self-insurance accruals decreased $20,025 in the first nine months of 2026, a change of $20,182 from the increase of $157 experienced in the first nine months of 2025. The larger decrease in the first nine months of 2026 was mainly attributable to the higher settlement of claims during the first nine months of 2026 compared to the first nine months of 2025.
Accounts payable and accrued expenses decreased $3,439 in the first nine months of 2026, a change of $4,818 compared to the $1,379 increase in the first nine months of 2025. This change was primarily attributable to accounts payable which was partially offset by the timing of medical claims, employee compensation, and compensated absences.
Prepaid expenses increased $12,170 in the first nine months of 2026, a change of $4,084 compared to the $8,086 increase in the first nine months of 2025. The change was primarily related to prepaid insurance premiums.
Refundable income taxes decreased $4,472 in the first nine months of 2026, a change of $4,923 compared to the $451 increase in the first nine months of 2025. The change was primarily related to a decrease in the balance of income taxes refundable due to lower net income in the first nine months of 2026 compared to the first nine months of 2025.

Index
Mitigation bank credit inventory decreased $2,986 in the first nine months of 2026, a change of $3,651 compared to the increase of $665 in the first nine months of 2025. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales, with a higher level of credit sales in the first nine months of 2026 compared to the first nine months of 2025. Mitigation bank credit inventories are composed of credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Other, net provided cash of $5,650 in the first nine months of 2026, or $12,828 more than the $7,178 of cash used in the first nine months of 2025. The change was primarily attributable to higher payroll taxes refundable received during the first nine months of 2026 compared to the first nine months of 2025 as well as a lower cash used for deferred compensation during the first nine months of 2026 compared to the first nine months of 2025.
Net Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2026 was $111,941, a $21,147 increase when compared to the $90,794 used during the first nine months of 2025. The increase was primarily the result of an increase in net purchases of marketable securities of $7,061 to fund our wholly owned captive insurance subsidiary, an increase in cash used for purchases of businesses of $6,353 and an increase in capital expenditures for equipment of $22,674, partially offset by a decrease in cash used for capital expenditures for buildings of $17,553.
Net Cash Provided By Financing Activities--Cash provided by financing activities was $111,875 during the first nine months of 2026, an increase of $91,293 as compared with the $20,582 provided during the first nine months of 2025. Our net borrowing and repayment activity on our revolving credit facility resulted in a net cash inflow of $178,939 during the first nine months of 2026 as compared with $90,901 net cash outflow during the first nine months of 2025. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Net cash used for the payment of notes payable totaled $12,862 during the first nine months of 2026, a change of $157,048 when compared to the $144,186 net cash provided from notes payable in the first nine months of 2025. Treasury share transactions (purchases and sales) used cash of $40,326 for the first nine months of 2026, $16,722 more than the $23,604 used in the first nine months of 2025. Dividends paid of $3,556 during the first nine months of 2026 increased $260 as compared with $3,296 paid in the first nine months of 2025.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $16,208 and $16,230 during the nine months ended October 3, 2026 and September 27, 2025, respectively. Share repurchases, other than redeemable common shares, approximated $55,276 and $44,249 during the nine months ended October 3, 2026 and September 27, 2025, respectively.
Contractual Obligations Summary and Commercial Commitments
As of October 3, 2026, total commitments related to issued letters of credit were $115,879, of which $1,684 were issued under the revolving credit facility, $113,764 were issued under the AR Securitization program, and $431 was issued under a short-term line of credit. As of December 31, 2025, total commitments related to issued letters of credit were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. For more information, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”

Index
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2026 through 2033. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At October 3, 2026, we had working capital of $209,142, availability under short-term lines of credit approximating $623 and $93,874 available under our revolving credit facility.
For more information regarding our outstanding debt, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans for at least the next twelve months and for the reasonably foreseeable future.
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

Index
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

Index
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II.    Other Information.
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
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906,180, with post-judgment interest at the legal rate, plus costs of court. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on February 24, 2026 against Davey Tree in the amount of $5,451,312, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of October 3, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,023,699. Davey Tree has posted its supersedeas bond. On October 5, 2026 Davey Tree posted payment for all costs associated with the record on appeal.
After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. On May 26, 2026, the State Court officially reopened the remanded Federal Court action with a newly named estate representative. On June 3, 2026, plaintiff filed a motion to set aside the Federal Court’s prior order dismissing a portion of plaintiff’s claims. On July 16, 2026, Davey Tree and Wolf Tree filed a joint Motion to Stay the State Court action pending the appeal of the related Federal Court action. On September 1, 2026, Plaintiff filed an opposition to the Motion to Stay, and Davey Tree and Wolf Tree filed their reply on September 21, 2026. Davey Tree also filed a Motion to Maintain the Withdrawal of Counsel on September 25, 2026, which seeks to maintain the withdrawal of Plaintiff’s counsel in the State Court action. Briefing is ongoing regarding Plaintiff’s Motion for Withdrawal, and the Court has yet to rule on the outstanding Motion to Stay Pending Appeal. No

Index
trial date has been set in the newly remanded action. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
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

Index
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000,000 on November 25, 2025. Davey Tree filed a motion for a good faith settlement determination and a determination that plaintiffs’ counsel were authorized to enter into the settlement under California law. On March 2, 2026, the court granted Davey Tree’s motion and made the requested determinations concerning the settlement. On June 26, 2026, the Court in the JCCP entered an order finding that all necessary approvals had been obtained for all remaining plaintiffs, allowing the settlement to become effective and the litigation to conclude.
Of the total settlement agreement of $208,000,000, the Company paid $5,390,358, with the balance paid by our third-party insurance providers. As of October 3, 2026 all obligations under the agreement have been fully extinguished.
Vehicle Accident Lawsuit
In March 2023, a wrongful death lawsuit was filed against the Company and one of its employees in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, arising from a motor vehicle accident that occurred in December 2022 in Florida.
On September 29, 2026, the parties entered into a settlement agreement pursuant to which the matter was resolved for $54,000,000. As of October 3, 2026, we have accrued our estimated obligation related to the settlement up to our $11,000,000 self-insured retention limit. The Company believes that amounts payable in excess of our self-insured retention limit are recoverable through our third-party insurance providers and have recorded a corresponding insurance receivable within the Condensed Consolidated Balance Sheets. We do not expect any additional material loss related to this matter. We expect that payment of our $11,000,000 self-insured retention will fully extinguish our liability related to this matter.
Item 1A.Risk Factors.
Our 2025 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2025 Annual Report during the nine months ended October 3, 2026.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2026
January 4 to January 31	791	$25.50	—	2,072,263
February 1 to February 28	805	25.50	—	2,072,263
March 1 to April 4	456,842	27.60	86,428	1,985,835
Total First Quarter	458,438	27.59	86,428

April 5 to May 2	465,932	27.60	—	1,985,835
May 3 to May 30	470,359	27.60	—	1,985,835
May 31 to July 4	549,162	27.60	35,552	1,950,283
Total Second Quarter	1,485,453	27.60	35,552

July 5 to August 1	817	28.90	—	1,950,283
August 2 to August 29	1,843	28.90	—	1,950,283
August 30 to October 3	492,259	28.90	—	1,950,283
Total Third Quarter	494,919	28.90	—

Total Year-to-Date	2,438,810	$27.86	121,980

(1) During the nine months ended October 3, 2026, the Company purchased 2,316,830 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 1,950,283 remained available under the program, as of October 3, 2026. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended October 3, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Index
Item 6.Exhibits.
See the Exhibit Index below.
Exhibits

Exhibit No.	Description

10.1 *
Receivables Financing Agreement Amendment No. 15 dated July 10, 2026, by and among The Davey Tree Expert Company, Davey Receivables, LLC, PNC Bank, National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2026).

10.2 *
Fourth Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of October 29, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2026).

10.3
Amendment No. 6 to Note Purchase and Private Shelf Agreement, dated October 29, 2026, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2026)

10.4
Receivables Financing Agreement Amendment No. 16, dated October 29, 2026, by and among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2026).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

THE DAVEY TREE EXPERT COMPANY

Date:	November 10, 2026	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary and Director
(Principal Financial Officer)

Date:	November 10, 2026	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)